Form 10-Q
period 2026-07-31
QuasarEdge Acquisition Corp
filed 2026-09-21
CIK 2085177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2026

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

As of September 21, 2026, 16,040,000 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

QuasarEdge Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED July 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUASAREDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	July 31, 2026	January 31, 2026
	(Unaudited)
Assets:
Current Assets
Cash	$242,332	$1,248
Prepaid expenses	241,089	250,000
Total Current Assets	483,421	251,248

Investments held in Trust Account	116,764,068	-
Deferred offering costs	-	198,050
Total Assets	$117,247,489	$449,298

Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities
Due to related party	$5,309	$5,309
Promissory note – related party	-	465,000
Accounts payable and accrued expenses	68,709	1,925
Accrued offering costs	125,000	-
Total Current Liabilities	199,018	472,234

Commitments and Contingencies – see Note 6
Ordinary shares subject to possible redemption, $0.0001 par value; 11,500,000 shares at redemption value of $10.15 per share	116,764,068	-

Shareholders’ (Deficit) Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,540,000 and 4,025,000 non-redeemable shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	454	402
Additional paid-in capital	-	24,598
Subscription receivable – Sponsor	(150,000)	-
Retained earnings (Accumulated deficit)	433,949	(47,936)
Total Shareholders’ Equity (Deficit)	284,403	(22,936)
Total Liabilities and Shareholders’ (Deficit) Equity	$117,247,489	$449,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUASAREDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended July 31, 2026	For the Six Months Ended July 31, 2026
Formation and operating costs	$456,030	$528,329
Loss from operations	(456,030)	(528,329)

Other income:
Interest earned on investments held in Trust Account	1,037,661	1,189,068
Net income	$581,631	$660,739

Weighted average shares outstanding, ordinary shares subject to possible redemption - basic	11,500,000	6,693,370
Basic net income per share, ordinary shares subject to possible redemption	$0.04	$0.06
Weighted average shares outstanding, ordinary shares subject to possible redemption - diluted	14,375,000	8,366,713
Diluted net income per share, ordinary shares subject to possible redemption	$0.03	$0.05
Weighted average shares outstanding, non-redeemable ordinary shares - basic	4,540,000	4,325,359
Basic net income per share, non-redeemable ordinary shares	$0.04	$0.06
Weighted average shares outstanding, non-redeemable ordinary shares - diluted	4,611,250	4,366,982
Diluted net income per share, non-redeemable ordinary shares	$0.03	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUASAREDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2026

			Additional	(Accumulated Deficit)	Share	Total Shareholder’s
	Ordinary Shares		Paid-in	Retained	Subscription	Equity
	Shares	Amount	Capital	Earnings	Receivable	(Deficit)
Balance – January 31, 2026	4,025,000	$402	$24,598	$(47,936)	$-	$(22,936)
Issuance of Private Placement Units (including over-allotment)	285,000	29	2,849,971			2,850,000
Issuance of Representative Shares (including over-allotment)	230,000	23	357,857			357,880
Reversal of over-allotment option liability			134,400			134,400
Ordinary shares subject to redemption (trust overfunding of $0.05 per unit)			(575,000)			(575,000)
Issuance of Public Rights (including over-allotment), net of issuance costs			4,193,705			4,193,705
Remeasurement of ordinary shares subject to possible redemption			(6,001,724)			(6,001,724)
Net income	-	-	-	79,108	-	79,108
Balance – April 30, 2026	4,540,000	$454	$983,807	$31,172	$-	$1,015,433
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value – Additional offering costs			(120,375)			(120,375)
Issuance of Public Rights net of issuance costs – Additional offering costs			(4,625)			(4,625)
Remeasurement of ordinary shares subject to possible redemption	-	-	(858,807)	(178,854)		(1,037,661)
Subscription Receivable – Sponsor					(150,000)	(150,000)
Net income	-	-	-	581,631	-	581,631
Balance – July 31, 2026	4,540,000	$454	$-	$433,949	$(150,000)	$284,403

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUASAREDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended July 31, 2026
Cash Flows from Operating Activities:
Net income	$660,739
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,189,068)
Changes in operating assets and liabilities:
Prepaid expenses	8,911
Accounts payable and accrued expenses	66,784
Net cash used in operating activities	(452,634)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(115,575,000)
Net cash used in investing activities	(115,575,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering and over-allotment	115,000,000
Proceeds from private placement units	2,700,000
Proceeds from sponsor loans	100,000
Repayment of sponsor loans	(565,000)
Payment of offering costs and other financing cash flows	(966,282)
Net cash generated from financing activities	116,268,718

Net change in cash	241,084
Cash, beginning of period	1,248
Cash, end of period	$242,332

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of ordinary shares subject to possible redemption to redemption value	$7,039,385
Non-cash issuance of representative shares to underwriter	$357,880
Private placement units issued in exchange for subscription receivable from Sponsor	$150,000
Offering costs included in accrued offering costs	$125,000

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

The $150,000 purchase price of the 15,000 private placement units issued upon the closing of the over-allotment option was funded into the Trust Account by the Company on behalf of the Sponsor and had not been received from the Sponsor as of July 31, 2026. The amount is recorded as a subscription receivable from the Sponsor and presented as a deduction from shareholders’ equity (see Notes 4 and 5).

As of July 31, 2026, the Company had not commenced any operations. All activity for the period from inception through July 31, 2026 related to the Company’s formation, the IPO, and activities necessary to identify and consummate a Business Combination. The Company will not generate operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments held in the Trust Account.

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

Upon the closing of the IPO on April 16, 2026, $100,500,000 was deposited into a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company as trustee (the “Trust Account”). Upon the closing of the over-allotment option on April 21, 2026, an additional $15,075,000 was deposited into the Trust Account, resulting in an aggregate of $115,575,000 deposited into the Trust Account. The funds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and investing solely in U.S. government treasury obligations. As of July 31, 2026, cash and investments held in the Trust Account were $116,764,068, which included interest income earned on investments held in the Trust Account. The funds held in the Trust Account will be released only upon the earlier of: (i) the consummation of a Business Combination, or (ii) the Company’s failure to complete a Business Combination within the applicable period of time.

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

Going Concern Consideration

As of July 31, 2026, the Company had $242,332 of cash and cash equivalents and $116,764,068 of cash and investments held in the Trust Account. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until July 16, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s audited financial statements for the period from August 8, 2025 (inception) through January 31, 2026, as included in the Company’s registration statement and related filings with the SEC. The interim results for the three and six months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2027 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $242,332 and $1,248 in cash and cash equivalents as of July 31, 2026 and January 31, 2026, respectively.

Investments Held in Trust Account

As of July 31, 2026 and January 31, 2026, the Company had $116,764,068 and $0, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of July 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	July 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$116,764,068	$116,764,068	-	-

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A. As of July 31, 2026, deferred offering costs had been fully charged against the proceeds of the IPO and related equity instruments, and no deferred offering costs remained on the condensed balance sheet.

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

As of July 31, 2026, the Company had 11,500,000 ordinary shares subject to possible redemption, which were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the condensed balance sheet.

The ordinary shares subject to possible redemption were as follows:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Rights, net of issuance costs	(4,189,080)
Public shares issuance costs	(1,715,690)
Offering costs allocated to redemption equity	(65,920)
Plus:
Accretion of carrying value of redemption value	5,970,690
Ordinary shares subject to redemption (trust overfunding of $0.05 per unit)	575,000
Subsequent remeasurement carrying value to redemption (Trust Account Interest)	1,189,068
Ordinary shares subject to possible redemption, July 31, 2026	$116,764,068

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

On April 17, 2026, the underwriters exercised the over-allotment option in full to purchase 1,500,000 additional units at $10.00 per unit. The over-allotment option closed on April 21, 2026. As a result of the full exercise of the over-allotment option, the over-allotment option liability was reversed during the three months ended April 30, 2026. As of July 31, 2026, no over-allotment option liability remained outstanding.

Income Taxes

The Company accounts for income taxes under ASC 740. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in the financial statements. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of July 31, 2026. There is currently no taxation imposed on income by the Government of the Cayman Islands; consequently, income taxes are not reflected in the Company’s financial statements.

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

The purchase price of the 270,000 private placement units sold on April 16, 2026 was received in cash. The $150,000 purchase price of the 15,000 private placement units issued on April 21, 2026 was paid into the Trust Account by the Company on April 17, 2026 on behalf of the Sponsor in order to complete the funding of the Trust Account at $10.05 per public unit for the over-allotment units, and had not been reimbursed by the Sponsor as of July 31, 2026. The Company has recorded the amount as a subscription receivable from the Sponsor, presented as a deduction from shareholders’ equity. As of the date these financial statements were issued, the amount had not been received.

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

In connection with the IPO, up to 525,000 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. On April 17, 2026, the underwriters exercised the over-allotment option in full, and the over-allotment closed on April 21, 2026. Accordingly, as of July 31, 2026, no Founder Shares were subject to forfeiture.

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

Advance — Related Party

Prior to the closing of the IPO, the Company provided $85,000 to the Sponsor for the purchase of Directors and Officers Liability insurance. During the three months ended July 31, 2026, the Company advanced a further $100,000 to the Sponsor and the Sponsor purchased, on the Company’s behalf, a two-year Directors and Officers Liability insurance policy with a premium of $185,000, which the Company recorded as prepaid insurance and is amortizing over the policy term. As of July 31, 2026, no balance related to the Directors and Officers Liability insurance remained outstanding in Advance – Related Party.

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

Subscription Receivable — Sponsor

As described in Note 4, the Company paid the $150,000 purchase price of the 15,000 private placement units issued to the Sponsor on April 21, 2026 into the Trust Account on the Sponsor’s behalf. As of July 31, 2026 and January 31, 2026, the subscription receivable from the Sponsor was $150,000 and $0, respectively, and is presented as a deduction from shareholders’ equity. As of the date these financial statements were issued, the amount had not been received from the Sponsor.

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

As of July 31, 2026 and January 31, 2026, the Company had no borrowings under the Working Capital Loans.

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

The Company recorded $45,000 and $60,000 of related party administrative fees for the three and six months ended July 31, 2026, respectively. The amount due and recorded in due to related party-administration as of July 31, 2026 and January 31, 2026 was $0 and $0, respectively. As of July 31, 2026 and January 31, 2026, the Company had prepaid administrative service fees of $30,000 and $0, respectively.

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

Registration Rights

The holders of the Founder Shares, Private Units, and securities that may be issued upon conversion of working capital loans or extension loans are entitled  to registration rights pursuant to the registration rights agreement entered into in connection with the IPO. The holders of a majority of these securities are entitled to make demands that the Company register such securities, and the Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters are entitled to a cash underwriting discount of $575,000 ($500,000 in connection with the IPO and $75,000 in connection with the over-allotment option), which was paid upon closing. In addition, the underwriters are entitled to receive 230,000 ordinary shares (the “Representative Shares”) as underwriting compensation in lieu of any deferred underwriting fee. In addition, the Company incurred underwriting-related fees of $125,000 payable to Kingswood Capital Partners, LLC, the parent company of Polaris Advisory Partners, in connection with the IPO, which were recorded as an offering cost during the quarter ended July 31, 2026.

Finder’s Agreement

On April 14, 2026, the Company entered into a finder’s engagement agreement with Wealthwise Solutions Ltd. in connection with the identification and introduction of potential target businesses for a possible business combination transaction. Pursuant to the agreement, upon the closing of a transaction, the Company shall cause the Sponsor to pay the Finder a cash success fee of $1,500,000. The Company shall also issue, or cause the applicable post-closing public company to issue, 6,000,000 ordinary shares to the Finder upon the closing of a transaction, provided that the applicable target company has a pre-money equity valuation of at least $500,000,000. As of July 31, 2026, no transaction had closed. Accordingly, no expense or liability related to the finder’s success fees was recorded as of July 31, 2026.

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

Note 7 — Shareholders’ Equity

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

In connection with the IPO and full exercise of the underwriters’ over-allotment option, the Company issued 285,000 private placement shares as part of the private placement units and 230,000 representative shares to the underwriters. As of July 31, 2026, the Company had 4,540,000 non-redeemable ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption.

The 15,000 private placement units issued to the Sponsor on April 21, 2026 were issued for consideration of $150,000 that had not been received as of July 31, 2026 and the related subscription receivable is presented as a deduction from shareholders’ equity (see Notes 4 and 5).

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

As of July 31, 2026, there were 11,785,000 rights outstanding, consisting of 11,500,000 public rights and 285,000 private rights.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Six Months Ended July 31, 2026
Formation and operating costs	$528,329
Interest earned on investments held in Trust Account	$1,189,068

For the Six Months Ended July 31, 2026
Cash	$242,332
Investments held in Trust Account	$116,764,068

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

On August 12, 2026, the Company filed a registration statement on Form F-4 with the SEC in connection with the proposed business combination with Robseek, as described in Note 1. The Form F-4 has not yet been declared effective.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 and other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On April 14, 2026, the Company entered into a finder’s engagement agreement with Wealthwise Solutions Ltd. in connection with the identification and introduction of potential target businesses for a possible business combination transaction. Pursuant to the agreement, upon the closing of a transaction, the Company shall cause the Sponsor to pay the Finder a cash success fee of $1,500,000. The Company shall also issue, or cause the applicable post-closing public company to issue, 6,000,000 ordinary shares to the Finder upon the closing of a transaction, provided that the applicable target company has a pre-money equity valuation of at least $500,000,000. As of July 31, 2026, no transaction had closed. Accordingly, no expense or liability related to the finder’s success fees was recorded as of July 31, 2026.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 8, 2025 (inception) through July 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended July 31, 2026, we had a net income of $581,631. The net income consisted of interest earned on investments held in the Trust Account of $1,037,661 offset by formation and operating costs of $456,030, which included $225,000 of legal fees incurred in connection with the proposed business combination with Robseek.

For the six months ended July 31, 2026, we had net income of $660,739. Net income consisted of interest earned on investments held in the Trust Account of $1,189,068, offset by formation and operating costs of $528,329.

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

The $150,000 purchase price of the additional 15,000 Private Placement Units was paid into the Trust Account by the Company on the Sponsor’s behalf and had not been reimbursed by the Sponsor as of July 31, 2026. The amount is recorded as a subscription receivable from the Sponsor and presented as a deduction from shareholders’ equity.

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

As of July 31, 2026, we had cash and cash equivalents of $242,332 and working capital of $284,403. In addition, as of July 31, 2026, we had $116,764,068 of cash and investments held in the Trust Account.

Net cash used in operating activities for the six months ended July 31, 2026 was $452,634, which consisted of net income of $660,739 adjusted for interest earned on investments held in the Trust Account of $1,189,068 and changes in operating assets and liabilities of $75,695. Net cash used in investing activities was ($115,575,000) and related to the purchase of investments held in the Trust Account. Net cash provided by financing activities was $116,268,718 and consisted primarily of proceeds from the IPO and private placements, partially offset by the repayment of sponsor loans and the payment of offering costs.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of July 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company recorded $45,000 and $60,000 of related party administrative fees for the three and six months ended July 31, 2026, respectively. The amount due and recorded in due to related party-administration as of July 31, 2026 and January 31, 2026 was $0 and $0, respectively. The Company had prepaid related party-administration as of July 31, 2026 and January 31, 2026 of $30,000 and $0, respectively.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of July 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. Other than the administrative services agreement and other arrangements disclosed elsewhere in this report, we did not have any material commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended July 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were ineffective. The Company lacks adequate control to ensure that it has identified and timely disclosed all agreements that require disclosure for commitments and contingencies in its financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 25, 2025, the Sponsor acquired an aggregate of 2,415,000 founder shares for an aggregate purchase price of $25,000. In February 2026, the Company entered into an amendment to the subscription agreement with the Sponsor, pursuant to which the number of founder shares was increased to 4,025,000 for an aggregate consideration of $25,000. Following the full exercise of the underwriters’ over-allotment option, no founder shares are subject to forfeiture. Accordingly, the Sponsor currently holds 4,025,000 founder shares.

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

Date: September 21, 2026

QuasarEdge Acquisition Corporation

By:	/s/ Qi Gong
Name:	Qi Gong
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)